Form 10-K
period 2012-12-31
DIRECT LED, INC
filed 2013-04-02
CIK 1554196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:  333-182737
DIRECT LED, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5290376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

231 W. 39th Street, Suite 726
New York, New York 10018
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 289-0991

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock at $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer  ☐                                                                                 Accelerated filer  ☐
           Non-accelerated filer     ☐                                                                                Smaller reporting company  ☑
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On December 31, 2012 there were 8,535,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 43 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

DIRECT LED, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2012

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

 Explanatory Notes

In this Annual Report on Form 10-K, DIRECT LED, Inc. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Background

Direct LED, INC. (the “Company”) is a development stage company. The Company was organized under the laws of the state of Delaware on May 14, 2012.  The Company is currently an emerging growth company. During the period we are considered an emerging growth company, we will be exempt from the provisions of Section 404 (b) of the Sarbanes Oxley Act of 2002 and Section 14 (a) and (b) of the Securities Exchange Act of 1934, as amended.  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102 (b) (1) while we are considered an emerging growth company. We would effectively retain emerging growth company status up to five years from the date of the first sale of common equity securities pursuant to an effective registration statement or until we attain $1 billion in total annual gross revenues. (See “Risk Factors”)

Direct LED, INC. has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. The Company is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose. Neither the Company nor its officers and directors intend for the Company to be used as a vehicle for a private company to become a reporting company.

Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, identifying strategic acquisitions, identifying and contracting for the manufacturing of our products, developing our business models and financial forecasts, and identifying future sources of capital.

Currently, the Company has 2 officers and directors who have assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. We intend to outsource the development of our products and are currently in discussion with a product manufacturer in Taiwan to establish an exclusive manufacturing agreement utilizing licensed technology. As of this date, no definitive agreement has been reached. Other than the Officers/Directors, there are no employees at the present time.  We do anticipate hiring employees when the need arises.

The Company may pursue strategic acquisitions that complement its current business model within the LED lighting industry which may allow it to expand its activities and capabilities and advance its production. The Company’s fiscal year end is December 31.

Direct LED, INC. (the “Company”) is a Delaware corporation organized on May 14, 2012. The Company is based in New York and intends to be engaged in the sale of LED (light emitting diode) lighting and display products. The Company intends to utilize a patented technology available to sell and distribute “Light & Light” LED Luminx brand A-19 bulbs to major discount stores throughout the U.S. Such stores include but are not limited to Wal-Mart, Costco and Menards. The Company believes that offering the newest technology coupled with a significantly lower price point will create a window of opportunity in the US marketplace in the immediate future.

Industry Background

The Company intends to sell LED products to major discount stores throughout the US. The technology in traditional “incandescent” bulbs is more than a century old. Such bulbs waste most of the electricity that feeds them, turning it into heat. The 100 watt bulb, in particular, produces so much heat that it is used in the Hasbro’s easy bake oven.

In 2007, Congress passed a law mandating that bulbs producing 100 watts worth of light meet certain efficiency goals, starting in 2012. Conventional light bulbs do not meet those goals therefore laws prohibit making or importing them. The same law will apply to remaining bulbs 40 watts and above in 2014.
Based on these changes, there has been a major shift in lighting technology. Incandescent and compact fluorescent bulbs are being phased out and LED lighting is being phased in. LED light bulbs will eventually be what we use to replace incandescent bulbs. The Company intends to sell and distribute a “Light & Light” LED product to major discount stores in the US at a lower price than currently offered by G.E or Philips.

On average, lighting typically accounts for 22% to 30% of Commercial energy consumption, with Retail properties using 37% and Hospitals using 50% or more of their electricity on lighting. Historically LEDs were limited in their lighting application because they did not produce enough light and were difficult to produce. Recent improvements have resolved these issues and have opened up virtually every aspect of lighting to LEDs. The emergence of LEDs is crystallized by Starbucks, which is exclusively using LEDs in all new stores beginning in 2010. LED bulbs are now one of the most cost-effective ways to save energy and money in this multi-billion dollar industry, because they use 80% less power. LEDs are also dimmable, with outstanding color temperature choices and longevity that extends over decades. The advantages LEDs enjoy over incandescent and fluorescent lights are considerable:

•	80-90% less energy compared to incandescent
•	50% less energy compared to fluorescents
•	Operating life of 50,000-100,000 hours. 100 times longer than incandescent and at least two times longer than top end fluorescents, therefore reducing maintenance and replacement costs
•	100% Green. No Mercury
•	Better quality of light

Our Product
Our current business consists of sales of our own LED lights. We have received a capital contribution of $320,000 from our majority shareholder Chun Pao Leng in the form of cash payment. These funds were paid directly to vendors Alpha Plus Epi, Co. and Chang Technology Corp, our manufacturing and technology partners. Chun Pao Leng directed us to record the investment as a capital contribution as additional paid in capital. Alpha was paid to design and manufacture 30,000 A-19 lights and Chang was paid to design and manufacture 20,000 MR-16 lights which we are expected to receive by February 2013. These funds enabled the Company to build molds for its light products and to purchase inventory. We intend to provide product samples to potential vendors for the purpose of receiving purchase orders.

We also intend to sell and distribute a higher end more expensive A-19 LED bulb to be developed by ITRI with patented technology to create a wide angle “Light & Light” product. A-19 is an industry classification of a typical light bulb. The “A” refers to the bulbous shape seen in traditional incandescent light bulbs for general use. The 19 refers to the diameter in eights of an inch, or 2 3/8”. Traditional 60W incandescent bulbs are usually A-19s. The Company is currently in discussions with ITRI for the purpose of obtaining an exclusive U.S. license to sell the product. We expect to enter into an agreement upon completion of the design of our exclusive bulb which is decorative and will be a higher price point to be sold in more specialty stores. There is no definitive agreement and there is no assurance a final agreement will be reached. In addition, the Company is seeking a joint venture relationship with a manufacturing partner who will be responsible for production, quality control, UL and other certifications and product development. The Company will be responsible for sales, marketing, product specifications, reliability and customer relations. New product development and specifications will be shared between the partners. No joint venture agreement has been entered into as of this date. The “Light & Light” LED bulb is the world’s first all-plastic LED bulb. The bulb is lightweight with high luminous efficiency and has an illumination angle of 330 degrees. The product also boasts good heat dissipation and will not break when dropped. It is highly reliable and has a 50,000 hour life.

The 50,000 life is based on the lifetime of the LED’s which have MTBF (Mean Time Between Failures) well in excess of 50,000 hours. There are no moving parts or significant wear out items in the design. The actual lifetime can be calculated when the production designs are finalized, by the 50,000 hour estimate is conservative.

The Company believes that it can provide its Luminx product to the retail consumer at the following price points.

• 25 Watt equivalent	$7.99
• 60 Watt equivalent	$9.99
• 100 Watt equivalent	$16.99

These prices are lower than the price of comparative products currently sold by our competitors. The Luminx brand is in the opinion of our management team, positioned in the market to sell a significant amount of LED lighting products. The retail stores will have empty retail space based on less traditional incandescent products being sold due to the government mandated phase-out. Currently there is a market window for the sub- $10 high quality LED product that the Company plans to exploit.

LED lighting provides savings in the following three ways:

•	Electricity
•	Cooling
•	Bulb replacement

Due to the long operating life of LEDs (50,000 hours), labor savings are also substantial. Approximately seventy percent (70%) of the total savings from LEDs is attributed to electricity savings.

Sales Strategy
The Company’s sales strategy is to seize the first mover advantage it has in the market over the larger players by focusing on sizable low hanging fruit opportunities which exist in the commercial and municipal markets. The Company intends to offer its A-19 Luminx Series LED bulb which utilizes a patented technology for a wide angle “Light & Light” bulb to major discount stores in the US.
The Company has current open communications with major US retail chains interested in placing sales orders including Wal-Mart, Costco and Menards. Although no definitive agreements exists, representatives from certain retail claims have indicated a firm interest in placing purchase orders at such time as the Company has demonstrated it can deliver its new product line.

The Company intends to promote an end cap program to display Luminx lighting products as follows:

•	LED A-19 bulb- 35,60,100 watt equivalent
•	LED PAR 20, 30

End cap programs refer to the space in discount and supermarket stores at the end of an aisle. This space is where major promotion items are placed for high visibility and sales. Our principals have experience in designing the end cap displays and running promotional sales using end caps.

It is the Company’s intention and business model to have each retailer display 400 to 460 units and maintain an inventory of approximately 300 units for a total of 700-760 units per location. This equates to approximately $2,800 per store. Our initial target is to put our product into 600 stores which equates to a total shipping invoice of $1,680,000. Each store will be responsible for implementing an advertising program which we will assist them with. We will own the shelf space in each location to display Direct LED bulbs for the entire year. Given the quality of our product and the price point comparatives, we believe we have a window of opportunity. It should be made clear, however, that there are no retail distribution agreements in place at this time.

Business Strategy

The Company will continue to seek strategic alliances and joint ventures in the LED Lighting industry. The Company will seek such alliances for the express purpose of offering the most current LED technology under the Luminx brand to the marketplace in the US. Such alliances may include entering into agreements on an exclusive basis whereby the Company will have the exclusive right to utilize the best available LED technology to sell product to major discount stores throughout the US. The Company also intends to acquire an interest in a company that designs, manufactures and packages its LED products and is currently in final discussions with Chang Technology to serve as the manufactures of the LED products. Chang Technology is an established manufacturer of LED technology.  They have been manufacturing LED products for 3 years and have shipped over 700,000 products.  They currently make LED chips, UV LED chips and LED lamps.   They have the expertise, plant and equipment to manufacture our A19 LED products.  In addition the technology license for the Light&Light products will include technology transfer and engineering support to assure smooth transition into manufacturing. The Company is currently in discussions to accomplish this operational objective.

Competition

The major competition in the LED lighting industry are Philips, General Electric and Osram Sylvania. The Company’s A-19 Luminx product utilizes patented technology at a more competitive price point compared to these companies and believes it can deliver its product to major discount stores in the US.

Patents and Trademarks

We intend to trademark “Luminix Lighting” as our brand name.

Board Committees

We have not yet implemented any board committees as of the date of this Prospectus.

Directors

There is no maximum number of directors Direct LED, Inc. is authorized to have. However, in no event may Direct LED, Inc. have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such additional persons.

Government Regulation

Other than regulations incidental to all business, the Company is not subject to any particular government regulation that would or could materially impact the Company’s business.

Employees

Other than our officers and directors, there are no employees of the Company.  Our officers and directors intend to do whatever work is necessary to increase revenues from operations.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Board Committees

The company has not yet implemented any board committees as of the date of this Prospectus.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Direct LED, Inc. corporate office is located at 1407 Broadway, Suite 2501, New York, NY 10018 and our telephone number is (201) 289-0991. This office space is leased for one year at a monthly cost of $1,000.00.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings.  Our officers and directors have not been convicted in any criminal proceedings nor has they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

The Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2012.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the date of this prospectus, there is no public market in our common stock.  Our current prospectus is a step toward creating a public market for our common stock, which may enhance the liquidity of our shares.  However, there can be no assurance that a meaningful trading market will ever develop.  The Company and its management make no representation about the present or future value of our common stock.

As of the date of this prospectus, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this document we have approximately 8,535,000 shares of common stock outstanding held by 95  shareholders.  These shares of common stock are restricted from resale under Rule 144 until registered under the Securities Act, or an exemption is applicable.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2012 together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Year Ended December 31, 2012
Statement of Operations Data:
Revenue:	$96,000

Expenses:	$320,000
General and administrative
Depreciation	-0-

Total expenses	$320,854

Net income (loss)	$(301,654)

Basic and diluted net income per share	$.05
weighted average number of common shares outstanding	$6,034,291

Balance Sheet Data:	As of December 31, 2012
Cash and cash equivalents	$100
Total assets	$96,100
Total current liabilities	$76,800
Total liabilities	$76,800
Total shareholders’ equity/(deficit)	$19,300

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2012 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ablity to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the advertising industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

This section must be read in conjunction with the Audited Financial Statements included in this prospectus.

Results of Operation

We are a development stage company, incorporated on May 14, 2012 and have generated revenues of $96,000 from our business operations. We intend to enter into the LED lighting and display industry.  See “Description of Business” contained herein.

We have received approximately $320,000 in funding which was utilized for molds and manufacturing our LED light products. In addition, we also expect to have an exclusive license to sell a higher end more expensive decorative LED bulb once we have completed the agreement with ITRI which we anticipate will be completed once the final product design is complete. There is no assurance the ITRI agreement will be finalized. Expenses of issuance and distribution have been funded by issuance of shares of our common stock for services with the exception of our auditing fees which were paid in cash.

We also intend to sell and distribute a higher end more expensive A-19 LED bulb to be developed by ITRI with patented technology to create a wide angle “Light & Light” product. A-19 is an industry classification of a typical light bulb. The “A” refers to the bulbous shape seen in traditional incandescent light bulbs for general use. The 19 refers to the diameter in eights of an inch, or 2 3/8”. Traditional 60W incandescent bulbs are usually A-19s. The Company is currently in discussions with ITRI for the purpose of obtaining an exclusive U.S. license to sell the product. We expect to enter into an agreement upon completion of the design of our exclusive bulb which is decorative and will be a higher price point to be sold in more specialty stores. There is no definitive agreement; however, we anticipate a final agreement in the first quarter of 2013. In addition, the Company is seeking a joint venture relationship with a manufacturing partner who will be responsible for production, quality control, UL and other certifications and product development. The Company will be responsible for sales, marketing, product specifications, reliability and customer relations. New product development and specifications will be shared between the partners. No joint venture agreement has been entered into as of this date. The “Light & Light” LED bulb is the world’s first all-plastic LED bulb. The bulb is lightweight with high luminous efficiency and has an illumination angle of 330 degrees. The product also boasts good heat dissipation and will not break when dropped. It is highly reliable and has a 50,000 hour life.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Since incorporation, the Company has financed its operations through private placement capital. As of May 22, 2012, we had $100 cash on hand and accounts receivable of $96,000. We had accounts payable of $76,800.We had total sales of $96,000, costs of sales of $76,800, and operating expenses totaling $320,854, which were related to start-up costs. Cash on hand on May 31, 2012 was $100; however, the board has determined that December 31 will be the Company’s fiscal year end. The notes to the financials have been changed accordingly.

To date, the Company has not fully implemented its planned principal operations or strategic business plan.  We are attempting to secure sufficient monetary assets to increase operations. We cannot assure any investor that we will be able to enter into sufficient business operations adequate enough to insure continued operations.

Our current business consists of sales of our own LED lights. We have received a capital contribution from our majority shareholder Chun Pao Leng in the form of cash payment. These funds were paid directly to vendors Alpha Plus Epi, Co. and Chang Technology Corp. Chun Pao Leng directed us to record the investment as a capital contribution as additional paid in capital. These funds enabled the Company to build molds for its light products and to purchase inventory.

We have received an order for 8000 lighted headboards from Lightheaded Beds, a company which retails LED lighted headboards. Each headboard is made with 50 LED chips and covered with a clear acrylic cover. We expect delivery on June 15, 2013.

We are also planning to order additional pieces if we can turn over our initial 8000 unit order. This product is intended to be sold through online sales through Costco, Sam’s Wholesale, and a few smaller furniture stores. We expect to finalize an exclusive agreement whereby we intend to sell the LED light headboard product with a metal bed set, which pursuant to a license agreement, will reflect Disney images. We intend to sell this product trough Wal-Mart and Target at a retail price of $99.99. This price should be confirmed once we have submitted our final designs and samples to the Wal-Mart buyer we are currently in discussions with. We expect Wal-Mart to approve a substantial order.

Based upon our exclusive agreement with Lightheaded Beds, we have the right to develop new technology to incorporate into the existing product. For example, we may be able to add music or speaking features to a picture story or moving picture with a shining light on the picture. We intend to design not only the Lightheaded Board, but also a picture frame to hang in a child’s room, which will have the capability of using LED lighting to create a moving picture. All units will be able to be charged under a DC electric system so that when the frame is hanging on the wall, there will be no visible cable or wires. With the Lightheaded Beds Disney license agreement, Disney images can be shown in a child’s room with a 2D light picture.

We also intend to continue the development of the A-19 bulb. We have successfully sold a floor program to Shop Rite, which is a 35 store super market chain in New Jersey. This represents our first display project and we are continuing to develop a changing color light bulb with a remote control system. In June, we expect to begin delivery of an A-19 dimmer able bulb to retail at $9.99 per bulb. We anticipate being able to deliver product to Wal-Mart and Costco in July 2013.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management anticipates hiring employees over the next twelve (12) months as needed. Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has not paid for expenses on behalf of any directors.  Additionally we believe that this policy shall not materially change within the next twelve months.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2012:

Cash and cash equivalents	$100
Total assets	$96,100
Total liabilities	$76,800
Total shareholders’ (deficit)	$19,300

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the period ended December 31, 2012.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from a capital contribution of $320,000 from a majority shareholder of the company. Such capital contribution was utilized to pay 2012 research and development expenditures.

Intangible Assets

There were no intangible assets during the period from inception through December 31, 2012.

Material Commitments

There were no material commitments for the period from inception through December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from May 14, 2012 through December 31, 2012.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments
(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

DIRECT LED, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

Stan Jeong-Ha Lee, CPA
2160 North Central Rd.  Suite 209* Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-9402
619-623-7799 *Fax 619-564-3408 *  E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Direct LED, Inc.

We have audited the accompanying consolidated balance sheets of  Direct LED, Inc. (the “Company”) as of December 31, 2012, and the related  statement of operations, changes in shareholders' equity and cash flows for the period beginning from May 14, 2012 ( its inception) to December 31, 2012 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct LED, Inc. as of December 31, 2012, and the results of its operation and its cash flows for the period then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established sufficient source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan Jeong-Ha Lee, CPA
----------------------------------

Stan Jeong-Ha Lee, CPA
March 27, 2013

DIRECT LED, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$100
Accounts receivable	96,000
TOTAL CURRENT ASSETS	96,100

TOTAL ASSETS	96,100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	76,800
TOTAL CURRENT LIABILITIES	76,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock,100,000,000 shares authorized, par value $0.0001
8,535,000 shares issued and outstanding as of
December 31, 2012	855
Additional paid-in capital	320,099
Retained earnings	(301,654)
TOTAL STOCKHOLDERS' EQUITY	19,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,100

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

Cumulative
From May 14, 2012
(Date of Inception) To
December 31, 2012

Net revenue	$96,000

Cost of goods sold	76,800

Income from operations	19,200

General and administrative expenses
Research and development	320,000
Consulting and other services	854

Total general and administrative expenses	320,854

Loss before income taxes (benefit)	(301,654)

Income taxes	--

Net income (loss)	$(301,654)

Net loss per common share - basic and diluted	$(0.05)

Weighted average common equivalent
shares outstanding - basic and diluted	6,034,291

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 14, 2012 (DATE OF INCEPTION) TO DECEMBER 31, 2012

				Additional		Total
	Common Stock			Paid-In	Retained	Stockholders'
	Shares	Amount		Capital	Earnings	Equity
Balance May 14, 2012	-	$-	$		$-	$-

Issue 1,000 shares of common stock for cash, May 14, 2012	1,000	1		99		100

Issue 8,534,000 shares of common stock to
founders at par value, July 21, 2012	8,534,000	854		-	-	854

Direct payment by majority shareholder for
research and development costs	-	-		320,000	-	320,000

Net loss for the period beginning May 14, 2012
(date of inception) through December 31, 2012	-	-		-	(301,654)	(301,654)

Balance December 31, 2012	8,535,000	$855		$320,099	$(301,654)	$19,300

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Cumulative
From May 14, 2012
(Date of Inception)
To December 31, 2012

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income (loss)	$(301,654)
Change in operating assets and liabilities:
Accounts receivable	(96,000)
Accounts payable	76,800
Common stock issued to founders	854
Common stock issued for research and development expenses	320,000
Accrued income taxes	-
Net cash used in operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	100
Net cash provided by financing activities	100

NET INCREASE IN CASH & CASH EQUIVALENTS	100

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

NON-CASH FINANCING SOURCES
Founders shares issued in exchange for consulting and other services	$854
Direct payment by majority shareholder for
research and development costs	320,000

The accompanying notes are an integral part of these financial statements.

Direct LED, Inc.
(A Development Stage Company)
Notes To Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Direct LED, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

History

Direct LED, Inc. (the “Company”), a development stage company, was organized in Delaware on May 14, 2012. The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.”  The Company is in the LED consumer lighting technology business. The Company’s Board of Directors have chosen a December 31 year end  for reporting purposes.

Development Stage Company and Going-Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has generated limited revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

The continuation of the Company as a going-concern and the ability of the Company to emerge from the development stage is dependent upon, the ability of the Company to obtain necessary equity and debt financings to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Concentration of Credit Risk

Financial instruments, which will potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit.  The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company will monitor its exposure for credit losses and will maintain an allowance for anticipated losses as required.

Cash and Cash Equivalents

For purposes of the statements of cash flows, Direct LED, Inc. considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are comprised of LED light bulbs, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.  A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary.   As of December 31, 2012 the Company determined that no valuation allowance was required.

Revenue Recognition

Direct LED, Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Cost of sales

The Company includes all costs directly related to the production and acquisition of goods for sale in cost of goods sold. The Company will classify direct material, direct labor, production related overheads, freight and distribution costs, and the depreciation and amortization of assets directly used in the production of goods for sale as cost of sales in the statement of operations.

Research and development expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the initial period May 14, 2012 to December 31, 2012 was $320,000.

Selling, general and administrative expenses

The Company will include all costs not directly related to the production or acquisition of goods for sale in selling, general and administrative expenses. These costs will include mainly administrative and selling labor, related support materials and the depreciation and amortization of assets used in the administrative and selling functions.

Shipping and Handling Costs

Freight billed to customers will be considered sales revenue and the related freight cost as a cost of sales.

Allowance for Doubtful Accounts

We will provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  As of December 31, 2012 the Company’s accounts receivable balance is $96,000, and management has determined that no allowance is necessary at December 31, 2012.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- in advertising costs for the period May 14, 2012 (Date of inception) through December 31, 2012.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to ASC Topic 740, “Income Taxes.”  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.  The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement 109, (formerly FASB issued Interpretation 48 - FIN 48), on May 14, 2012.  FASB ASC 740-10-65 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined.  It required a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements.  The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements.  Management regularly reviews and analyzes all tax positions and has determined that no aggressive tax positions have been taken.

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

Stockholder’s Equity

The Company records shares as issued when the obligation to issue has occurred and the subscriber has all the rights and duties of a stockholder.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

● Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

● Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

● Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

 Stock-based compensation

The Company will record compensation expense associated with stock options and other forms of employee and non-employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”, formerly referenced as SFAS 123R, “Share-Based Payment”. The Company will estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value will then be amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

During the period May 14, 2012 (Date of inception) through December 31, 2012, the Company incurred $-0- in stock-based compensation expense.

Recently Issued Accounting Pronouncements

Direct LED, Inc. does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock having a $0.0001 par value.  As of December 31, 2012 there were 8,535,000 shares of common stock issued and outstanding.

On May 14, 2012 the Company issued 1,000 shares of common stock for cash of $100.

On July 21, 2012 the Company issued 8,534,000 shares of common stock to its founders at par value.

The Company recorded a capital contribution by it’s majority shareholder of $320,000 in exchange for research and development expenditures paid by the majority shareholder directly to the vendor.

NOTE 3 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the period May 14, 2012 (inception) to December 31, 2012 is as follows:

Federal income tax rate	34%
Effect of net operating loss	(34.0)%
Effective income tax rate	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 are as follows:

Net operating loss carryforwards	$102,562
Less – Valuation allowance	(102,562)

The Company has a net operating loss of approximately $301,500 which will expire starting in 2027.  The Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

NOTE 4 - SEGMENT REPORTING

As of December 31, 2012, the Company had one operating segment,  consumer lighting products.  For the period from May 14, 2012 (inception) through December 31, 2012 the Company had one customer which accounted for 100% of the revenue.  The customer was located in the United States.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2012, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 27, 2012.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2012, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 27, 2012 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
John Morris	55	Chief Technology Officer and Director Chief Executive Officer	August 2012 September 2012

Marvin Angel	70	Chief Operating Officer and Director	Inception

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

John R. Morris, Ph.D. has served as the Company’s Chief Executive Officer since September 2012 and Chief Technology Officer from August 2012.  Mr. Morris brings a unique combination of education, technical and managerial skills to the Luminx management team.   He has a strong background in Materials Science with a Ph.D. from Rutgers University.   His 20 years of expertise in electronics manufacturing and supply chain are directly applicable in the Luminx operations.  In addition he has experience managing manufacturing, people and budgets and implementing statistical process controls.  Mr. Morris began his career developing new ceramic materials and manufacturing processes at General Electric.  He returned to Rutgers and earned his Ph.D. and as hired by Bell Laboratories.  There he had a distinguished 20 year career as a materials scientist and manager for AT&T, Lucent and Alcatel-Lucent.   His last 10 years there were spent in Supply Chain Networks - evaluating and establishing global supply chains.  He developed and implemented no-clean soldering processes that enabled AT&T to eliminate environmentally harmful CFC’s from factories worldwide.  He became a proponent of statistical process control (SPC) and Six-sigma methodology.  When AT&T wanted to build a cellular phone factory his team selected, specified, installed and qualified lines capable of assembling circuit boards with less than 10 defects per million opportunities (DPMO).   He ran Lucent’s reliability testing and failure mode analysis (FMA) laboratory for several years establishing a world-wide process for rapid solution of field failure issues.  He established manufacturing and supply chain operations for LCD modules, high performance electronics packaging and high performance printed circuit boards.  Mr. Morris has experience managing both technical and hourly personnel, managing large projects, and both expense and capital budgets.  After leaving Bell Laboratories, he worked for several small companies - recently establishing SPC and quality methodologies for start-up Sagamore Systems.

Marvin Angel currently serves as the Company’s Chief Operation Officer, Secretary and Director. Mr. Angel brings thirty years of entrepreneurial and management experience to the Company. During his thirty year business career in the apparel industry, Mr. Angel exhibited a talent for developing and implementing marketing strategies to propel his organizations to leadership positions in their respective market and the achievement of corporate goals. Mr. Angel will assist the Company in the prioritization of tasks to accomplish maximum results, timely completion of projects and address organizational problems with innovative solutions.

Board Committees

We have not yet implemented any board committees as of the date of this prospectus.

Advisory Board Members

The Company has implemented an advisory board to advise the board of directors on various issues from time to time. The initial advisory board member is set forth below.

Randall Gruber currently serves as an advisory board member.  Mr. Gruber is a Certified Public Accountant, a Certified Fraud Examiner, a Forensic Certified Public Accountant and a Certified Business Management Professional. Since 1994, Mr. Gruber has been self employed and has provided corporate governance services fraud detection and prevention, merger and acquisition, internal controls consulting under Sarbanes Oxley legislation and other consulting, financial reporting and accounting services to national and international publicly traded companies and private companies in the Unites States, Mexico, Canada, Europe and Asia. Mr. Gruber has been active on the state and local levels his state Society of Certified Public Accountants serving on the Audit and Accounting Committees and has taught college accounting courses for Lincoln University and Missouri Baptist College. Mr. Gruber has able been designated as a Chartered Global Management Accountant. Mr. Gruber is also very active in his community and church and is a member of the Masonic Lodge, the Scottish Rite of Freemasonry and the Knights of Columbus.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our directors qualify as “audit committee financial experts”, as defined in Item 407 of Regulation S-K.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2012 in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Morris, CEO, Director	2012	60,000	Nil	20,000(1)	Nil	Nil	Nil	Nil	60,000

Marvin Angel, COO	2012	60,000	Nil	10,000	Nil	Nil	Nil	Nil	60,000

(1) Does not include 3,000 shares owned by Janet Morris, the wife of John Morris.

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officers upon termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2012

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2012, our fiscal year-end.

Option Exercises and Stock Vested in 2012

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2012.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not anticipating entering into an employment agreement at this time our officers and directors.

Potential Payments Upon Termination or Change in Control

As of December 31, 2012, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2012

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person who owns more than 5% of the outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and address of beneficial owner	Amount of beneficial ownership	Percent owned
Roger C. Leng 231 W. 39th Street, Suite 726 New York, New York 10018	1,500,000	17.6%
Jae Myung Cha 231 W. 39th Street, Suite 726 New York, New York 10018	1,500,000	17.6%
Chun Pao Leng 231 W. 39th Street, Suite 726 New York, New York 10018	1,955,000	23.0%
Sung Ja Pang 231 W. 39th Street, Suite 726 New York, New York 10018	1,814,500	21.3%
John R. Morris (1) 231 W. 39th Street, Suite 726 New York, New York 10018	20,000	*
Marvin Angel 231 W. 39th Street, Suite 726 New York, New York 10018	10,000	*
* Less than one percent (1%) (1) Does not include 3,000 shares owned by Janet Morris, the wife of John Morris.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Conflict of Interest
The current officers and directors of the Company currently devote all required time necessary to the Company.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests.  The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of ACT must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.
None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

There are no promoters being used in relation with this offering. No persons who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company.  No assets will be or are expected to be acquired from any promoter on behalf of the Company.

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained at www.sec.gov.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2012.

December 31, 2012
Audit Fees	$4,500
Audit-Related Fees	3,750
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$8,250

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of Stan J.H. Lee, CPA, P.A. (filed herewith)
31.1	302 Certification – (filed herewith)
32.1	906 Certification – (filed herewith)

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1 Registration Statement as declared effective January 23, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2013.

DIRECT LED, INC.

By:	/s/ John Morris
John Morris
CEO, CTO
Principal Executive Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ John Morris	Title
CEO, CTO
/s/ Marvin Angel	Principal Executive Officer
Marvin Angel	Chief Operating Officer, Director

INDEX TO EXHIBITS

REPORT ON FORM 10-K
For the Year Ended December 31, 2012

PURSUANT TO ITEM 601 OF REGULATION S-K

DIRECT LED, INC.

Exhibit No.

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of Stan J.H. Lee, CPA, P.A. (filed herewith)
31.1	302 Certification – (filed herewith)
32.1	906 Certification – (filed herewith)

*	Incorporated by reference to S-1 Registration Statement as declared effective January 23, 2013.