Form 10-Q
period 2013-03-31
DIRECT LED, INC
filed 2013-05-20
CIK 1554196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 333-182737

DIRECT LED, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5290376 (I.R.S. Employer Identification Number)
231 W. 39th Street, Suite 726 New York, New York 10018 (Address of principal executive office)	75068 (Zip Code)

(201) 289-0991
(Registrant's telephone number including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer G	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        As of May 15, 2013, there were 8,535,000 shares of the Registrant's common stock, $.0001 par value outstanding.

Table of Contents

Direct LED, Inc.

Index

Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets (unaudited) at March 31, 2013 and December 31, 2012
Statements of Operations (unaudited) for the three months ended March 31, 2013 and for the period beginning May 14, 2012 (Date of inception) to March 31, 2013
Statement of Stockholders Equity for the period from May 14, 2012 (Date of inception) to March 31, 2013
Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and for the period beginning May14, 2012 (Date of inception) to March 31, 2013
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Default Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Shareholders
Item 5.	Other Information
Item 6.	Exhibits
Signature

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented in this report.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Direct LED, Inc. ("Direct Led, Inc." or the "Company") as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2011 and March 31, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on April 2, 2013.

DIRECT LED, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Contents

Page
Financial Statements
Balance Sheet as of March 31, 2013 and December 31, 2012	F-2
Statement of Operations for the three months period ending March 31, 2013 and for the period beginning May 14, 2012 (Date of inception) to March 31, 2013	F-3
Statement of Stockholders’ Equity for the Period from May 14, 2012 (Date of Inception) to March 31, 2013	F-4
Statement of Cash Flows for the three months period ending March 31, 2013 and for the period beginning May 14, 2012 (Date of inception) to March 31, 2013	F-5
Notes to Financial Statements	F-6

DIRECT LED, INC.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
ASSETS	2013	2012
CURRENT ASSETS:
Cash	$100	$100
Accounts receivable	96,000	96,000
TOTAL CURRENT ASSETS	96,100	96,100

TOTAL ASSETS	96,100	96,100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	76,800	76,800
TOTAL CURRENT LIABILITIES	76,800	76,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock,100,000,000 shares authorized, par value $0.0001
8,535,000 shares issued and outstanding as of
March 31, 2013 and December 31, 2012	855	855
Additional paid-in capital	320,099	320,099
Retained earnings	(301,654)	(301,654)
TOTAL STOCKHOLDERS' EQUITY	19,300	19,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,100	$96,100

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

		Cumulative
	Three Months	From May 14, 2012
	Ended	(Date of Inception) To
	March 31, 2013	March 31, 2013

Net revenue	$--	$96,000

Cost of goods sold	--	76,800

Income from operations		19,200

General and administrative expenses
Research and development	--	320,000
Consulting and other services	--	854

Total general and administrative expenses	--	320,854

Loss before income taxes (benefit)	--	(301,654)

Income taxes	--	--

Net income (loss)	$--	$(301,654)

Net loss per common share - basic and diluted	$--	$(0.05)

Weighted average common equivalent
shares outstanding - basic and diluted	8,535,000	6,034,291

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 14, 2012 (DATE OF INCEPTION) TO MARCH 31, 2013
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance May 14, 2012	-	$-	$	$-	$-

Issue 1,000 shares of common stock for cash	1,000	1	99		100

Issue 8,534,000 shares of common stock to
founders at par value	8,534,000	854	-	-	854

Direct payment by majority shareholder for
research and development costs	-	-	320,000	-	320,000

Net loss for the period beginning May 14, 2012
(date of inception) through December 31, 2012	-	-	-	(301,654)	(301,654)

Balance December 31, 2012	8,535,000	855	320,099	(301,654)	19,300

Net loss for the three months period ending
March 31, 2013	-	-	-	-	-

Balance March 31, 2013	8,535,000	$855	$320,099	$(301,654)	$19,300

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

		Cumulative
	Three Months	From May 14, 2012
	Ended	(Date of Inception)
	March 31, 2013	To March 31, 2013

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$(301,654)
Change in operating assets and liabilities:
Accounts receivable	-	(96,000)
Accounts payable	-	76,800
Common stock issued to founders	-	854
Common stock issued for research and development expenses	-	320,000
Accrued income taxes	-	-
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	100
Net cash provided by financing activities	-	100

NET INCREASE IN CASH & CASH EQUIVALENTS	-	100

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING SOURCES
Founders shares issued in exchange for consulting and other services	$-	$854
Direct payment by majority shareholder for
research and development costs	-	320,000

The accompanying notes are an integral part of these financial statements.

Direct LED, Inc.
(A Development Stage Company)
Notes To Financial Statements
March 31, 2013

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed for the period beginning May 14, 2012 (Date of inception) through December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

Inventories

Inventories are comprised of LED light bulbs, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.  A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary.   As of  March 31, 2013 and December 31, 2012 the Company determined that no valuation allowance was required.

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

Research and development expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the period May 14, 2012 to March 31, 2013 was $320,000.

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

Allowance for Doubtful Accounts

We will provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  As of March 31, 2013 and December 31, 2012 the Company’s accounts receivable balance is $96,000, and management has determined that no allowance is necessary..

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- in advertising costs for the period May 14, 2012 (Date of inception) through March 31, 2013.

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

During the period May 14, 2012 (Date of inception) through March  31, 2013, the Company incurred $-0- in stock-based compensation expense.

Recently Issued Accounting Pronouncements

Direct LED, Inc. does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock having a $0.0001 par value.  As of March 31, 2013 and December 31, 2012 there were 8,535,000 shares of common stock issued and outstanding.

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

NOTE 4 - SEGMENT REPORTING

As of March 31, 2013, the Company had one operating segment,  consumer lighting products.  For the period from May 14, 2012 (inception) through December 31, 2012 the Company had one customer which accounted for 100% of the revenue.  The customer was located in the United States.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with (i) our financial statements for the year ended December 31, 2012 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the lighting industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

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

Overview

We are a development stage company incorporated on May 14, 2012 under the laws of the state of Delaware.  We have generated limited revenues and expect to generate increased revenues in the foreseeable future.

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

Since incorporation, the Company has financed its operations through private investment and shareholders loans.  We will continue to raise expansion capital through private placement or debt financing.  As of March 31, 2012, we had revenues of $0 and had total expenses of $0.  As of March 31, 2013 we had net income of $0.

Plan of Operations

We are a development stage company, incorporated on May 14, 2012 and have generated revenues of $96,000 from our business operations. We intend to enter into the LED lighting and display industry

We have received approximately $320,000 in funding which was utilized for molds and manufacturing our LED light products. In addition, we also expect to have an exclusive license to sell a higher end more expensive decorative LED bulb once we have completed the agreement with ITRI which we anticipate will be completed once the final product design is complete. There is no assurance the ITRI agreement will be finalized. Expenses of issuance and distribution have been funded by issuance of shares of our common stock for services with the exception of our auditing fees which were paid in cash.

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

Since incorporation, the Company has financed its operations through private placement capital. As of May 22, 2012, we had $100 cash on hand and accounts receivable of $96,000. We had accounts payable of $76,800.We had total sales of $96,000, costs of sales of $76,800, and operating expenses totaling $85,000, which were related to start-up costs. Cash on hand on May 31, 2012 was $100; however, the board has determined that December 31 will be the Company’s fiscal year end. The notes to the financials have been changed accordingly.

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

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources
Cash Flows from Operating Activities

Although we have generated limited revenues, we have negative cash flows from operating activities for the period ended March 31, 2013.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31, 2013.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and shareholder loans. The Company has received no cash from the sale of its equity securities for the quarter ended March 31, 2013

Intangible Assets

There were no intangible assets during the period from inception through March 31, 2013.

Material Commitments

There were no material commitments for the period May 14, 2012 (inception) through March 31, 2013.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from May 14, 2012 (inception) through March 31, 2013.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign currency exchange rate risks.

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended March 31, 2013.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT LED, INC.

May 17, 2013	By:	/s/ John Morris
CEO, CTO and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Morris	CEO, CTO and	May 17, 2013
John Morris	Principal Executive Officer

/s/ Randall Gruber	CFO	May 17, 2013
Randall Gruber	Principal Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.