Form 10-Q/A
period 2013-03-31
DIRECT LED, INC
filed 2013-05-21
CIK 1554196

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

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

		Cumulative
	Three Months	From May 14, 2012
	Ended	(Date of Inception)
	March 31, 2013	To March 31, 2013

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$(301,654)
Change in operating assets and liabilities:
Accounts receivable	-	(96,000)
Accounts payable	-	76,800
Common stock issued to founders	-	854
Common stock issued for research and development expenses	-	320,000
Accrued income taxes	-	-
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	100
Net cash provided by financing activities	-	100

NET INCREASE IN CASH & CASH EQUIVALENTS	-	100

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	100	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$100	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING SOURCES
Founders shares issued in exchange for consulting and other services	$-	$854
Direct payment by majority shareholder for
research and development costs	-	320,000

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

DIRECT LED, INC.

May 21, 2013	By:	/s/ John Morris
CEO, CTO and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Morris	CEO, CTO and	May 21, 2013
John Morris	Principal Executive Officer

/s/ Randall Gruber	CFO	May 21, 2013
Randall Gruber	Principal Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.