Form 10-Q
period 2013-06-30
DIRECT LED, INC
filed 2013-08-19
CIK 1554196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2013
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

        As of August 14, 2013, there were 8,535,000 shares of the Registrant's common stock, $.0001 par value outstanding.

Table of Contents

Direct LED, Inc.

Index

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Balance Sheets (unaudited) at June 30, 2013 and December 31, 2012	4

	Statements of Operations (unaudited) for the six months ended June 30, 2013 and for the period beginning May 14, 2012 (Date of inception) to June 30, 2013	5

	Statement of Stockholders Equity for the period from May 14, 2012 (Date of inception) toJune 30, 2013	6

	Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2013 and June 30, 2012 and for the period beginning May14, 2012 (Date of inception) to June 30, 2013	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Default Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Shareholders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signature		20

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Direct LED, Inc. ("Direct Led, Inc." or the "Company") as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and June 30, 2012 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on April 2, 2013.

DIRECT LED, INC.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
ASSETS	2013	2012
CURRENT ASSETS:
Cash	$100	$100
Accounts receivable	96,000	96,000
TOTAL CURRENT ASSETS	96,100	96,100

TOTAL ASSETS	96,100	96,100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	76,800	76,800
TOTAL CURRENT LIABILITIES	76,800	76,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock,100,000,000 shares authorized, par value $0.0001
8,535,000 shares issued and outstanding as of
June 30, 2013 and December 31, 2012	855	855
Additional paid-in capital	320,099	320,099
Retained earnings	(301,654)	(301,654)
TOTAL STOCKHOLDERS' EQUITY	19,300	19,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,100	$96,100

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		From May 14, 2012
	June 30,		June 30,		(Date of Inception) To
	2013	2012	2013	2012	June 30, 2013

Net revenue	$-	$-	$-	$96,000	$96,000

Cost of goods sold	-	-	-	76,800	76,800

Income from operations	-	-	-	19,200	19,200

General and administrative expenses
Research and development	-	-	-	320,000	320,000
Consulting and other services	-	-	-	854	854

Total general and administrative expenses	-	-	-	320,854	320,854

Loss before income taxes (benefit)	-	-	-	(301,654)	(301,654)

Income taxes				--	--

Net income (loss)	$-	$-	$-	$(301,654)	$(301,654)

Net loss per common share - basic and diluted	$-	$-	$-	$(0.05)	$(0.05)

Weighted average common equivalent
shares outstanding - basic and diluted	-	-	-	6,034,291	6,034,291

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 14, 2012 (DATE OF INCEPTION) TO JUNE 30, 2013
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance May 14, 2012	-	$-	$-	$-

Issue 1,000 shares of common stock for cash	1,000	1	99		100

Issue 8,534,000 shares of common stock to
founders at par value	8,534,000	854	-	-	854

Direct payment by majority shareholder for
research and development costs	-	-	320,000	-	320,000

Net loss for the period beginning May 14, 2012
(date of inception) through December 31, 2012	-	-	-	(301,654)	(301,654)

Balance December 31, 2012	8,535,000	855	320,099	(301,654)	19,300

Net loss for the six months period ending
June 30, 2013	-	-	-	-	-

Balance June 30, 2013	8,535,000	$855	$320,099	$(301,654)	$19,300

The accompanying notes are an integral part of these financial statements.

DIRECT LED, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

		Cumulative
	Six Months	From May 14, 2012
	Ended	(Date of Inception)
	June 30, 2013	To June 30, 2013

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$(301,654)
Change in operating assets and liabilities:
Accounts receivable	-	(96,000)
Accounts payable	-	76,800
Common stock issued to founders	-	854
Common stock issued for research and development expenses	-	320,000
Accrued income taxes	-	-
Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	100
Net cash provided by financing activities	-	100

NET INCREASE IN CASH & CASH EQUIVALENTS	-	100

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING SOURCES
Founders shares issued in exchange for consulting and other services	$-	$854
Direct payment by majority shareholder for
research and development costs	-	320,000

The accompanying notes are an integral part of these financial statements.

Direct LED, Inc.
(A Development Stage Company)
Notes To Financial Statements
June 30, 2013

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed for the period beginning May 14, 2012 (Date of inception) through December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

Inventories

Inventories are comprised of LED light bulbs, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary. As of June 30, 2013 and December 31, 2012 the Company determined that no valuation allowance was required.

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

Research and development expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the period May 14, 2012 to June 20, 2013 was $320,000.

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

Allowance for Doubtful Accounts

We will provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of June 30, 2013 and December 31, 2012 the Company’s accounts receivable balance is $96,000, and management has determined that no allowance is necessary..

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- in advertising costs for the period May 14, 2012 (Date of inception) through June 30, 2013.

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

During the period May 14, 2012 (Date of inception) through June 30, 2013, the Company incurred $-0- in stock-based compensation expense.

Recently Issued Accounting Pronouncements

Direct LED, Inc. does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock having a $0.0001 par value. As of June 30, 2013 and December 31, 2012 there were 8,535,000 shares of common stock issued and outstanding.

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

Net operating losscarryforwards	$102,562
Less – Valuation allowance	(102,562)

The Company has a net operating loss of approximately $301,500 which will expire starting in 2027. The Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

NOTE 4 - SEGMENT REPORTING

As of June 30, 2013, the Company had one operating segment, consumer lighting products. For the period from May 14, 2012 (inception) through December 31, 2012 the Company had one customer which accounted for 100% of the revenue. The customer was located in the United States.

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

Since incorporation, the Company has financed its operations through private investment and shareholders loans.  We will continue to raise expansion capital through private placement or debt financing.  As of June 30, 2013, we had revenues of $0 and had total expenses of $0.  As of June 30, 2013 we had net income of $0.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

Although we have generated limited revenues, we have negative cash flows from operating activities for the period ended June 30, 2013.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30, 2013.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and shareholder loans. The Company has received no cash from the sale of its equity securities for the quarter ended June 30, 2013

Intangible Assets

There were no intangible assets during the period from inception through June 30, 2013.

Material Commitments

There were no material commitments for the period May 14, 2012 (inception) through June 30, 2013.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from May 14, 2012 (inception) through June 30, 2013.

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

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended June 30, 2013.

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

DIRECT LED, INC.

August 19, 2013	By:	/s/ John Morris
CEO, CTO and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Morris	CEO, CTO and	August 19, 2013
John Morris	Principal Executive Officer

/s/ Randall Gruber	CFO	August 19, 2013
Randall Gruber	Principal Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.